Form 10KSB
period 2000-12-31
EMPORIA SYSTEMS
filed 2001-03-28
CIK 1083413

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 000-31997

                                  Emporia Systems
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

           Nevada                                         88 0423785
-----------------------------                    ----------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)               Number)

          38820 N. 25TH Avenue, Phoenix, AZ                     85086
     ------------------------------------------------       -------------
        (Address of principal executive offices)             (zip code)

            1-602-617-4456 (Phone)        1-480-905-8078  (FAX)
           ----------------------------------------------------
                        Issuer's Telephone Number
Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's stock is not trading on any stock exchange.

     As of December 31, 2000, the issuer had 9,360,000 shares of common stock outstanding and no preferred stock outstanding.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................3
    Item 2.  Description of Property.......................................19
    Item 3.  Legal Proceedings.............................................19
    Item 4.  Submission of Matters to a Vote of Security Holders...........19

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......20
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....21
    Item 7.  Financial Statements..........................................24
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................26

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................27
    Item 10. Executive Compensation........................................29
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................30
    Item 12. Certain Relationships and Related Transactions................30
    Item 13. Exhibits and Reports on Form 8-K..............................31

SIGNATURES   ..............................................................32



                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Emporia Systems, is a developmental stage Company, who plans to market its products through the Internet, hereinafter referred to as "Emporia Systems" or the " Company" or the "Registrant", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on March 02, 1999.Emporia Systems, a Nevada corporation, is a developmental stage company with a principal business objective to become a world leading web hosting and E-Commerce solutions company offering a wide range of services: web site and web store hosting, web server co-location and domain name registration and to support these services through it's World Wide Web (www.emporiasystems.com). The Company's web site is currently under development and the company hopes to have it published in the near future. The original Articles of the Company authorized the issuance of twenty-five million (25,000,000) common shares. There are twenty-five million (25,000,000) shares of Common Stock at par value of $0.001 per share and no Preferred stock. The Registrant was incorporated on March 02, 1999, in the state of Nevada under the name Emporia Systems in connection with its formation, a total of two million (2,000,000) shares of its common stock were purchased by the One founder of the Company, on March 05, 1999 for cash. Between March 22 and March 24, 1999, the Company sold one million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about March 24, 1999, the Company completed a non-public offering of shares of common stock of the Company pursuant to Regulation "D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 24, 1999. On May, 20, 2000 the company executed a 10% convertible not payable in the amount of $50,000. As of November 01, 2000, the Company has nine million shares (9,000,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately twenty-six (26) shareholders, including the founding shareholder, of record. The Company is a newly formed development stage company, which plans to become a world leading web hosting and E-Commerce solutions company offering a wide range of services: web site and web store hosting, web server co-location and domain name registration. and to support these services through it's World Wide Web site., www.emporiasystemscom.

B.     Business of Issuer

1)     Principal Products, Services and Principal Markets.

The Company is developmental stage company, which plans to become a world leading web hosting and E-Commerce solutions company offering a wide range of services: web site and web store hosting, web server co-location and domain name registration and to support these services through it's World Wide Web site The Internet is a global matrix of interconnected computer networks using the Internet Protocol (IP) to communicate with each other. For simplicity, the term "Internet" is used to encompass all such data networks and hundreds of applications such as the World Wide Web and e-mail that run on those networks, even though some electronic commerce activities may take place on proprietary or other networks that are not technically part of the Internet.

During the past few years, the United States economy has performed beyond most expectations shrinking budget deficit, low interest rates, a stable macroeconomic environment, expanding international trade with fewer barriers, and effective private sector management are all credited with playing a role in this healthy economic performance. Many observers believe advances in information technology (IT), driven by the growth of the Internet, have also contributed to creating this healthier-than-expected economy. The dramatic improvements in computing power and communication and information technology appear to have been a major force behind this beneficial trend." Some have even suggested that these advances will create a "long boom" which will take the economy to new heights over the next quarter century.

While the full economic impact of information technology cannot yet be precisely evaluated, its impact is significant. IT industries have been growing at more than double the rate of the overall economy-a trend that is likely to continue. Investments in IT now represent over 45 percent of all business equipment investment. Declining prices for IT products have lowered overall inflation. This report also begins a discussion about the potential impact on the economy of the Internet and electronic commerce. Recent rapid growth of the Internet is in part attributable to its strength as a medium of communication, education and entertainment, and, more recently, as a tool for electronic commerce.

e-commerce is not unlike any other kind of commerce. It involves the buying and selling of goods, only in this case, over the Internet. e-commerce sites range from a simple web page highlighting a single item to fully developed on-line catalogs featuring thousands of products. The common theme in e-commerce sites is instant purchase, instant payment (if desired) and instant gratification for you and your customers. The internet is changing the way people think and shop. In today's fast-paced world, we all want what we want now. What better way is there to quickly receive orders and get your products into the hands of the people who want them. In addition, the Internet is perhaps the best sales tool ever invented as it allows customers to browse endlessly in privacy. They can return and order again and again without ever leaving their home. Most agree that it is only a matter of time before all sales-oriented companies must have some sort of e-commerce presence just to stay in business.

Businesses in virtually every sector of the economy are beginning to use the Internet to cut the cost of purchasing, manage supplier relationships, streamline logistics and inventory, plan production, and reach new and existing customers more effectively. Cost savings, increased consumer choice and improved consumer convenience are driving growth in the sale of physical goods and in the digital delivery of goods and services via the Internet. Because the Internet is new and its uses are developing very rapidly, reliable economy-wide statistics are hard to find. Further research is needed. This report therefore uses industry and company examples to illustrate the rapid pace at which Internet commerce is being deployed and the benefits being realized. Examples showing the growth of the Internet and electronic commerce this past year are numerous: - Fewer than 40 million people around the world were connected to the Internet during 1996. By the end of 1997, more than 100 million people were using the Internet. - As of December 1996, about 627,000 Internet domain names had been registered. By the end of 1997, the number of domain names more than doubled to reach 1.5 million.5 - Traffic on the Internet has been doubling every 100 days.6 - Cisco Systems closed 1996 having booked just over $100 million in sales on the Internet. By the end of 1997, its Internet sales were running at a $3.2 billion annual rate. In 1996, Amazon.com, the first Internet bookstore, recorded sales of less than $16 million

No aspect of e-business has garnered more attention than e-commerce. The ability to offer goods and services over the Web has had a remarkable impact on a wide number of industries. Over $750 million in airline tickets were sold over the Web last year, and the brokerage industry now manages $200 billion worth of assets in online account


The enterprise solutions:
* Electronic presentation of goods and services
* Online order taking and bill presentment
* Automated customer account inquiries
* Online payment and transaction handling

Here are some of the ways we can help your company implement an e-commerce strategy with e-business in mind:

* Develop a dynamic, database-driven online catalog.
* Provide for online ordering by securely integrating your front-end presentation with an order entry system.
* Move static billing statement data to an interactive Web-based presentment server
* Accept electronic payment methods (credit cards, EFT, etc.) for full-transaction shopping or bill payment

Emporiasystem's web hosting packages shall provide a complete long term solution to all web publishing needs. Including both UNIX and NT hosting. The secure transactions feature shall uses Secure Socket Layer (SSL) encryption technology to provide for site authentication and peer to peer secure communication. This feature allows you to safely transmit and receive sensitive information such as credit card numbers or passwords.

EmporiaCash enables you to securely process credit card transactions 24 hours a day, seven days a week to a new global marketplace. EmporiaCash works with all popular browsers, as well as the majority of Internet hardware, software, servers, communication protocols, and Web store applications.

As companies increasingly leverage the Internet as a primary way to do business with customers and partners, security becomes a critical issue. Today, most e-commerce sites on the Internet require usernames and passwords for security. However, as services begin to include higher levels of personalization and higher-value transactions, customers want greater assurance that their privacy will be maintained and their information will be protect Netscape Directory for Secure e-Commerce is a flexible security solution that enables organizations to provide a range of security options to their customers, depending on the sensitivity and level of privacy required for different information. Directory for Secure e-Commerce also provides the infrastructure required to cost-effectively manage user and account information and personalized services for thousands or millions of sers.

The Net Economy enables an enterprise to achieve significant process and cost efficiencies by attracting new customers, developing new ways to serve existing customers, and integrating more tightly with business partners.
It also offers new opportunities for an enterprise to quickly bring new products and services to market. The greater reach and targeted marketing offered by the Internet make it possible to acquire customers at dramatically reduce cost. Personalization and availability 24 hours a day, seven days a week, build customer loyalty and increase customer value over time.

A services-ready infrastructure is key to gaining the advantages and meeting the challenges of the Net Economy. For an enterprise that chooses to build its own e-commerce applications, a services-ready infrastructure provides a foundation for developing Internet commerce applications that are highly available, scalable, and extensible.

As the Net Economy grows and evolves, new applications must continually be built and upgraded to keep pace with fast-moving competitors and developing customer expectations. A services-ready infrastructure provides consistency across applications and enables developers to focus on business logic instead of infrastructure when building an application. This helps speed time to market and ensures that applications will scale support a growing number of users.

The Company will attempt to become a leader in marketing and supporting e-commerce solutions over the World Wide Web via its site at www.emporiasystems.com. The Company intends to enter into a web site consulting agreement with Smack Corporation. Under this agreement, Smack will market the Company's web site with the major search engines (e.g. Yahoo, Lycos, etc.) in order to increase traffic across our web site. When finished, potential clients may access our web site by searching under common names these search engines. Some of the common names will be: e-commerce or web hosting. The Company has reserved the web site address www.emporiasystems.com

MANAGEMENT

Management believes their products have value for the following reasons:

Emporia Systems shall provide tangible solutions to the challenges of global e-Business, delivering three key benefits to customers: A faster and more reliable end-user experience, enhancing brand loyalty, sales, and customer satisfaction. Greater geographic reach with the ability to transparently serve multiple regions with more relevant content, and customer satisfaction lower total cost of conducting global e-Business.

To create our world-class Global e-Business Delivery Network, Emporia Systems will combine the most advanced computing and networking technology with a private fiber-optic network for optimum reach and reliability. Technically advanced regional Data Centers in New York, San Jose, Honolulu, Hong Kong, London, and Tokyo will link Emporia Systems customers directly into 26 countries with more than 500 Connected Enterprise Servers. By building and maintaining its own infrastructure backed by industry-leading Service Level Agreements (SLAs), Emporia Systems will guarantee its Global e-Business Delivery Network will be secure, reliable, and scalable to any customer's needs.

E-Business initiatives will be enabled through Emporia Systems' integrated platform of Hosting, Network, Content Delivery, Application, and
Professional Services. Companies can choose from these services to intelligently deploy their e-Business proposition across continents, while guaranteeing a fast, reliable, and locally relevant experience.

Emporia Systems intends to become the leading Global e-Business Delivery Network, guaranteeing fast and relevant end user experiences for customers and enabling e-Business without limits for your company.

(a)     Limited Operating History

The Company was first incorporated in the State of Nevada on February 16, 1999. Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing and mature markets. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies who face competition from other more established companies in this market. Such risks include, without limitation, the lack of broad acceptance of the company's products, the company's inability to build a customer base, inability for the Company to fully develop and utilize its Internet Web site, the possibility that the Internet will fail to achieve broad acceptance, the inability of the Company to generate significant revenues from customers, the company's inability to anticipate and adapt to a developing market, the failure of the company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic on its Web site, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products. As of December 31, 2000, the Company had an accumulated deficit of Fifty Four Thousand Three Hundred Sixty Five ($54,365) dollars. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(c)  Dependence on Continued Growth of demand for e-commerce solutions

The Company's future success is substantially dependent upon acceptance of outsourcing of electronic commerce solutions. To generate product sales, the Company must identify a customer base that had a need for their products. There are no assurances that this can take place. The Internet may prove not to be a viable commercial marketplace for their products. Additionally, due to the ability of their customers to easily compare

                                6

prices of similar products or services on competing Web sites, gross margins for e-Commerce transactions may narrow in the future and, accordingly, the Company's revenues from utilizing its Web site may be materially negatively impacted. If use of the Internet does not continue to grow, the Company's business, results of operations and financial condition would be materially and adversely affected. Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, this can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases with the Internet, such as a reliable network backbone, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit information, may remain. Issues like these could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and this exist few proven services and products.

The Internet may not be commercially viable in the long term for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, performance improvements and security measures. To the extent that the Internet continues to experience significant growth in the number of users, their frequency of use or their band width requirement, this can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and Emporia Systems. in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, the Company's business, results of operations and financial condition would be adversely affected.

(d)  Risk Supply Failures

The Company plans to use Routers and Swithching equipment supplied by Nortel Networks, a major equipment manufacturer. However, there can be no assurance that there will not be delays in equipment deliveries.

(e)   Risk of System Failures

The Company's ability to facilitate trade successfully and provide high quality customer service via the Internet, depends on the efficient and uninterrupted operation of its computer and communications through its designated Internet Service Provider (ISP). These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events. The Company does not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services and does not carry business interruption insurance to compensate it for losses that may occur. Despite any precautions taken by, and planned to be taken by the Company, the occurrence of a natural disaster or other unanticipated problems with its ISP could result in interruptions in the services provided by the Company.

In addition, the failure by the ISP to provide the data communications capacity required by the Company, as a result of human error, natural disasters other operational disruption, could result in interruptions in the Company's service. Any damage to or failure of the systems of the Company could result in reductions in, or terminations of, the Emporia Systems services, which could have a material adverse effect on the Company's business, results of operations and financial condition. In the case of frequent or frequent or persistent system failures, the Company's reputation and name brand could be materially adversely affected. Although the Company has implemented certain network security measures, the Company and its ISP's are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer auctions. In addition, although the Company works to prevent unauthorized access to Company data, it is impossible to eliminate this risk completely. The occurrence of any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

(f)   Competition

     The Company expects to experience heavy competition in marketing its services. The Company will experience competition from Corporations who are developing their own Information Technology (IT) departments using similar off the shelf technologies. Management believes that they can deliver a more cost-effective turn-key program with the ability to share consumer information and profiles between clients and build a comprehensive database for resale. However, there are no assurances that they will be successful in this endeavor.

Providers of e-commerce solutions are now marketing to secondary adopters whose require a shift from being the new technological wonder to providing legitimate solutions for businesses. The e-commerce industry has yet to prove fully the technology's case as a legitimate business tool. End users are still exploring other applications such as, internet commerce and network security, the market has stalled as far as the end-user is concerned with warning signs that the next few years will be lean, and may include the failure and, delays in project roll-out, and extreme pricing competition.

The market for providing e-commerce services over the Internet is relatively new, rapidly evolving and intensely competitive, and the Company expects competition to intensify further in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially-available software. The Company potentially competes with a number of other companies marketing similar products over the Internet. Competitive pressures created by any of the Company's competitors, could have a material adverse effect on the Company's business, results of operations and financial condition. The Company believes that the principal competitive factors in its market are volume and selection of goods, population of buyers and sellers, community cohesion and interaction, customer service, reliability of delivery and payment by users, brand recognition, WEB site convenience and accessibility, price, quality of search tools and system reliability. Some of the Company's potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than the Company. In addition, other online trading services may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases.

Therefore, certain of the Company's competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than the Company or may try to attract traffic by offering services for free. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company's brands. This can be no assurance that the Company will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, results of operations and financial condition. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company by enabling the Company's competitors to offer a lower-cost service.

Certain Web-based applications that direct Internet traffic to certain Web sites may channel users to trading services that compete with the Company. Although the Company plans to establish arrangements with online services and search engine companies, this can be no assurance that these arrangements will be renewed on commercially reasonable terms or that they will otherwise bring traffic to the Emporiasystems.com WEB site. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company substantial fees for inclusion. Any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

(g)  Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. See "-Limited Operating History." As a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing or marketing decisions with their web hosting business that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.
In particular, in order to accelerate the promotion of the Company's Web Site (www.emporiasystems.com), the Company intends to market it Web site through the major search engines. The Company believes that it may experience seasonality in its business, with use of the Internet and emporiasystems.com being somewhat lower during the summer vacation and year-end holiday periods. Advertising impressions (and therefore revenues) may be expected to decline accordingly in those periods. Additionally, seasonality may affect significantly any potential advertising revenues during the first and third calendar quarters, as advertisers historically spend less during these periods. This can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. In addition to selling its brands, it is the Company's strategy is to generate additional revenues through e-Commerce arrangements including for other companies to advertise on the Company's Web site. This can be no assurance that the Company will receive any material amount of revenue under these agreements in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.

(h)  Risk Of Capacity Constraints And Systems Failures

A key element of the Company's strategy is to support its web hosting services through its Web site. The Company's ability to attract customers and to achieve market acceptance of its products depends significantly upon the performance of the Company and its network infrastructure (including its server, hardware and software). The Company plans to enter into a web site agreement with Smackdab Corporation. Under this agreement, Smackdab will market the Company's web site with the major search engines (e.g., Yahoo, Lycos, Infoseek, etc.) in order to increase traffic to the Company's Web Site. Any system failure that causes interruption or slower response time of the Company's products and services could result in less traffic to the Company's Web site and, if sustained or repeated, could reduce the attractiveness of the Company's products. An increase in the volume of user traffic could strain the capacity of the Company's technical infrastructure, which could lead to slower response time or system failures, and could adversely affect operating results. This can be no assurance that the Company and its technical infrastructure will be able to grow accordingly, and the Company faces risks related to its ability to scale up to its expected customer levels while maintaining superior performance. Any failure of the Company's server and networking systems to handle current or higher volumes of traffic would have a material adverse effect on the Company's business, results of operations and financial condition. The Company is also dependent upon third parties to provide product support. In the past, users have occasionally experienced difficulties with Internet and online services due to system failures, including failures unrelated to the Company's systems.

Any disruption in Internet access provided by third parties could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver the Company's products and services. The Company's operations are dependent in part upon its ability to protect its operating systems against damage from human error, fire, floods, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple-site capacity in the event of any such occurrence. The Company's servers are also vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in the interruption, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation could be materially and adversely affected.

(i)  Risks Associated With New Services, Features and Functions

This can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any Emporia Systems business launched by the Company that is not favorably received by customers could damage the Company's reputation and diminish the value of its brand name. Expansion of the Company's operations in this manner would also require significant additional expenses and development, operations train the Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(j)  Online Commerce Security Risks

A significant barrier to online emporia systems service support and communications is the secure transmission of confidential information over public networks. Emporia Systems plans to support its services via its Web site. The Company will rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including confidential customer information. This can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data from one its competitors.

If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation and, therefore, on its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions.
                                      11

To the extent that activities of the Company involve with the storage and transmission of proprietary information, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. This can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition.

(k)  Risks Associated with Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. This can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, this can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(l)  Risks Associated With International Operations

A component of the Company's strategy is to offer its products online to international customers. Expansion into the international markets will require management attention and resources. The Company has limited experience in localizing its service, and the Company believes that many of its competitors are also undertaking expansion into foreign markets. There can be no assurance that the Company will be successful in expanding into international markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, this are certain risks inherent in doing business on an international basis, including, among others, regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, problems in collecting accounts receivable, political instability, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely affect the success of the Company's international operations.

To the extent the Company expands its international operations and has additional portions of its international revenues denominated in foreign currencies, the Company could become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition.

2)  Distribution Methods of the Products and Services

The Company will be significantly dependent on a number of third-party relationships to supply services, and increase traffic to emporiasystems.com. Additionally, with regards to the Company's Internet Web site is generally dependent on other Web site operators that provide links to emporia systems (www.emporiasystems.com). The Company does not have any agreements with any Web site operators that provide links to its Web site at this time, and, if the Company can established such links the other Web site operators may terminate such links at any time without notice to the Company. This can be no assurance that third parties will regard their relationship with the Company as important to their own respective businesses and operations.
There can be no assurance that the Company will ever develop relationships with third parties that supply the Company with links to their Web site. In particular, the elimination of a pre-installed bookmark on a Web browser that directs traffic to the Company's Web site could significantly reduce traffic on the Company's Web site, which would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, at this time, the Company has not entered into any agreements with any suppliers to ship and provide products.

3)  Status of Any Announced New Product or Service

The Company does not have any announced new product or service. The Company needs to develop a customer base for its web hosting services The Company, however, has yet to announce any new products and has not announced any other recent additions or services.

4)  Industry Background

The Web has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future, including outages and delays resulting from the inability of certain computers or software to distinguish dates in the 21st century from dates in the 20th century. These outages and delays could adversely affect the level of Web usage and also the level of traffic for Emporia Systems. In addition, the Web could lose its viability due to delays in the development or adoption of new development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation.

The Internet allows marketers to collect meaningful demographic information and feedback from consumers, and to rapidly respond to this information with new messages. This offers a significant new opportunity for businesses to increase the effectiveness of their direct marketing campaigns. In traditional media, a significant portion of all advertising budgets are spent on direct marketing because of its effectiveness. However, the effectiveness of direct marketing campaigns is dependent upon the quality of consumer data used to develop and place complementary products, services or facilities are developed and the Web becomes a viable commercial marketplace in the long term, the Company might be required to incur substantial expenditures in order to adapt its products to changing Web technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition.

(a)  E-Commerce and Direct Marketing.

The Internet has become a significant marketplace for buying and selling goods and services. Industry estimates that the amount of goods or services purchased in online consumer transactions will grow from approximately $2.6 billion in 1997 to approximately $37.5 billion in 2002. Improvements in security, interface design and transaction- processing technologies have facilitated an increase in online consumer transactions. Early adopters of such improvements include online merchants offering broad product catalogs (such as books, music CDs and toys), those seeking distribution efficiencies (such as PCs, flowers and groceries) and those offering products and services with negotiable pricing (such as automobiles and mortgages). The Company believes that online companies provide businesses an opportunity to link Internet customers with like interests. The Internet allows marketers to collect meaningful demographic information. The Company's business strategy relies on providing support for the Company's services via the Company's Web site. Any significant deterioration in general economic conditions that adversely affected these companies could also have a material adverse effect on the Company's business, results of operations and financial condition.

5)  Raw  Materials and Suppliers

The Company is a not a manufacturer and is dependent in purchasing plastic cards with embedded microprocessors from other suppliers. Therefore, the Company does not use any raw materials.

6)  Customers

The Company believes that establishing and maintaining brand identity through is a critical aspect of its efforts to attract new customers in order to attract new customers, the Company intends to make a commitment to the creation and maintenance of brand hosting services among these groups. The Company plans to accomplish this, although not exclusively, through advertising its Web site through the various search engines, marketing its site to businesses/customers through e-mail, online media, and other marketing and promotional efforts.

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brands. Further, this can be no assurance that any new users attracted to Emporia Systems will conduct business with the Company on a regular basis. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company's existing or future strategic relationships fail to promote the Company's brand or increase brand awareness, the Company's business, results of operations and financial condition would be materially adversely affected.

7)     Patents, Trademarks, Licenses, Franchises, Concessions,
       Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its future and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently. Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. This can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, this can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company, including claims that by directly or indirectly providing hyperlink text links to Web sites operated by third parties. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

8)     Regulation

The law relating to the liability of companies promoting their products and services online is currently unsettled. It is possible that claims could be made against online e-Commerce companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their Web site. Several private lawsuits seeking to impose such liability upon other online companies are currently pending.

9)     Effect of Existing or Probable Government Regulations

Government legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information.

The imposition upon the Company and other online providers of potential liability for information carried on or disseminated through their services could require the Company to implement measures to reduce its exposure to such liability, which may require the Company to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use.

The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. This can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition. Several States have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new legislation, could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because the Company's services are accessible worldwide, and the Company may facilitate sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as foreign corporation in particular state or foreign country. Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security.

Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, for third-party activities and jurisdiction. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition. The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. This can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition.

10)     Research and Development Activities

The Company, among other things, plans to develop and market its Web site, enhance its brands, implement and execute its business and marketing strategy successfully, continue to develop and upgrade its technology and information-processing systems, meet the needs of a changing market, provide superior customer service, respond to competitive developments and attract, integrate, retain and motivate qualified personnel provided the company can generate sales and profit.

The Company also needs to develop and identify Emporia services that achieve market acceptance by its end-users. This can be no assurance that Emporia Systems will achieve market acceptance. Accordingly, no assurance can be given that the Company's business model will be successful or that it can sustain revenue growth or be profitable. The market for these services has matured and is finite. As is typical of any rapidly evolving market, demand and market acceptance for products are subject to a high level of uncertainty and risk. Moreover, because this market is rapidly evolving, it is difficult to predict its future growth rate, if any, and its ultimate size.

If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve or sustain market acceptance, the Company's business, results of operation may be materially and adversely affected.

There can be no assurances the Company will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on the company's business, results of operations and financial condition.

11)     Impact  of  Environmental  Laws

The Company is not aware of any federal, state or local environmental laws which would effect is operations.

12)     Employees

The Company currently has two (2) employees: one President, and one Secretary, all of which are Directors of the Company. The Company has no intention at this time to add full employees.

(i) The Company's performance is substantially dependent on the performance of its corporate President and CEO, Georgios Polyhronopoulos. In particular, the Company's success depends on his ability to define and develop markets and business for the Company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

14)     The  Industry & Potential Effect on the Company's Plan of Operations

The rapid adoption of the Internet as a means to gather information, communicate, interact and be entertained, combined with the vast proliferation of Web sites, has made the Internet an important new mass medium. Industry estimates that the number of Web users exceeded 68 million in 1997, and will grow to over 319 million by 2002. The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend in part on its ability to continually improve the performance, features and reliability of its product(s) to both evolving demands of the marketplace and competitive product and service offerings; and, there can be no assurance that the Company will be successful in doing so. Accordingly, the Company's future success will depend on its ability to adapt to rapidly changing technologies, to adapt to evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the marketplace. The failure of the Company to adapt to such changes would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the widespread adoption of the Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by the Company to modify or adapt its services or infrastructure, which could have a material adverse effect on the Company's business, results of operations and financial condition.


ITEM 2.  DESCRIPTION OF PROPERTY.

The address of the principal office is: 38820 N. 25th Avenue, Phoenix, AZ 85027. One of the Officers of the Company is providing office space and computer use at no cost to the Company. Management believes that this is currently suitable for the Company's needs for the next twelve (12) months.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Emporia Systems is not a party to any material legal proceedings, and none are known to be contemplated against Emporia Systems.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

The common stock of the Company is currently not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(ii) Holders
------------

As of December 31, 2000, the Company has approximately twenty-six (26) stockholders of record. Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker- dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. When the Registration Statement becomes effective and the Company's securities become registered, the stock will likely have a trading price of less than $5.00 per share and will not be traded on any exchanges.
Therefore, the Company's stock will become subject to the penny stock rules and investors may find it more difficult to sell their securities, should they desire to do so.

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

A total of two million (2,000,000) shares of its common stock were purchased by the founder of the Company, on March 05, 1999 for cash. Between March 22 and March 24, 1999, the Company sold One Million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about February 24, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation
"D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 24, 1999.On May 20,2000 the company executed a 10% convertible note payable in the amount of $50,000. This note bears interest at the rate of 10% per annum. This note matures June 15, 2002. The note may be converted to common shares of the company at the rate of $0.025 per share or 2,000,000 shares. As of November 01, 2000, the Company has four million shares (9,000,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately twenty-five (25) shareholders, including the founding shareholder, of record.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

We will continue to devote the major portion of our resources to the development of an interactive website.

Additionally, the Company is accessing what to do with its website, and the future of its business, based on the high number of dot.com companies which have been struggling to succeed during calendar year 2000.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks include, without limitation, the lack of broad acceptance of the company's products on the Internet, the possibility that the Internet will fail to achieve broad acceptance, the inability of the Company to generate significant e-Commerce based revenues from Internet customers, the company's inability to anticipate and adapt to a developing market, the failure of the company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic to its proposed Web site, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not its business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its services on its future
Web site. As of December 31, 2000, the Company had an accumulated deficit of ($50,704) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's future success is substantially dependent upon continued growth in the use of the Internet. To generate product sales, advertising sales, e-Commerce service fees for Emporia Systems, the Internet's recent and rapid growth must continue, and e-Commerce on the Internet must become widespread. None of these can be assured. The Internet may prove not to be a viable commercial marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing Web sites, gross margins for e-Commerce transactions may narrow in the future and, accordingly, the Company's revenues from e-Commerce arrangements may be materially negatively impacted. If use of the Internet does not continue to grow, the Company's business, results of operations and financial condition would be materially and adversely affected. Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in e-Commerce, such as a reliable network backbone, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit cared numbers, may remain. Issues like these could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.


(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company has generated no revenues.
The Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. During calendar year, 2000, the Company experienced net losses of $23,634 as compared to net losses of $27,070 for the same period last year. The bulk of these expenses ($19,869) were for general and administrative costs, accounting purposes, and filing fees and the remaining expenses ($848) was depreciation and amortization. The Company does not have any material commitments for capital expenditures.

(iii) Liquidity and Capital Resources
-------------------------------------

A total of two million (2,000,000) shares of its common stock were purchased by the founder of the Company, on March 05, 1999 for cash. Between March 22 and March 24, 1999, the Company sold One Million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about February 24, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation
"D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 24, 1999.On May 20,2000 the company executed a 10% convertible note payable in the amount of $50,000. This note bears interest at the rate of 10% per annum. This note matures June 15, 2002. The note may be converted to common shares of the company at the rate of $0.025 per share or 2,000,000 shares. As of November 01, 2000, the Company has four million shares (9,000,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately twenty-five (25) shareholders, including the founding shareholder, of record.

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through December 31, 2000. The Company does not plan to hire any additional employees until it can become an profitable entity.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

ITEM 7.  FINANCIAL STATEMENTS.


                               Emporia Systems
                       (A Development Stage Company)

                               Balance Sheets
                                   as of
                            December 31, 2000

                                    and

                         Statements of Income,
                       Stockholders' Equity, and
                                Cash Flows
                                year ended
                            December 31, 2000
                           and for the period
                    March 2, 1999 (Date of Inception)
                          to December 31, 2000

                              TABLE OF CONTENTS



                                                                   PAGE
Independent Auditor's Report                                       F-1

Balance Sheet                                                      F-2

Income Statement                                                   F-3

Statement of Stockholders' Equity                                  F-4

Statement of Cash Flows                                            F-5

Footnotes                                                          F-6-10



              See accompanying notes to financial statements.

G. BRAD BECKSTEAD
Certified Public Accountant
                                                    330 E. Warm Springs
                                                    Las Vegas, NV 89119
                                                           702.528.1984
                                                    425.928.2877 (efax)

                          INDEPENDENT AUDITOR'S REPORT


March 20, 2001

Board of Directors
Emporia Systems
Phoenix, AZ

I have audited the Balance Sheet of Emporia Systems (the "Company") (a Development Stage Company), as of December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year then ended, and for the period March 2, 1999 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Emporia Systems as of December 31, 2000, and its related statements of operations, equity and cash flows for the year then ended, and for the period March 2, 1999 (Date of Inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ G. Brad Beckstead, CPA
--------------------------
    G. Brad Beckstead, CPA

                               Emporia Systems
                        (A Development Stage Company)
                                Balance Sheet

BALANCE SHEET

                                                        December 31,
                                                            2000
Assets

Current assets:
Cash and equivalents                                   $  22,791
                                                       ---------
       Total current assets                               22,791

   Fixed assets, net                                       6,422
                                                       ---------
                                                       $  29,213
                                                       =========
Liabilities and Stockholders' Equity

Current liabilities:
   Accrued interest payable                            $   2,917
                                                       ---------
       Total current liabilities                           2,917
                                                       ---------
Convertible debentures                                    50,000
                                                       ---------
Total liabilities                                         52,917
                                                       ---------
Stockholders' equity:

   Common stock, $0.001 par value, 25,000,000 shares
   authorized, 9,000,000 shares issued and outstanding     9,000

   Additional paid-in capital                             18,000

   Deficit accumulated during development stage          (50,704)
                                                       ---------
                                                         (23,704)
                                                       ---------
                                                       $  29,213
                                                       =========


              See accompanying notes to financial statements.

                          Emporia Systems
                    (A Development Stage Company)
                       Statement of Operations


STATEMENT OF OPERATIONS

                                                            March 2, 1999
                                   For the years ended     (inception) to
                                       December 31,          December 31,
                                      2000           1999        2000
                                   --------------------------------------
Revenue                             $    -         $   -        $       -

Expenses:
General administrative expenses       19,869           27,070      46,939
Depreciation and amortization            848                -         848
                                   --------------------------------------
   Total expenses                     20,717           27,070      47,787
                                   --------------------------------------
Other income/expense:

   Interest expense                   (2,917)               -      (2,917)
                                   --------------------------------------
Net loss                            $(23,634)      $ (27,070)   $ (50,704)
                                   ======================================
Weighted average number of
common shares outstanding          9,000,000        9,000,000   9,000,000
                                   ======================================
Net loss per share                  $      (0)    $       (0)   $      (0)
                                   ======================================


              See accompanying notes to financial statements.

                                Emporia Systems
                       (A Development Stage Company)
                Statement of Changes in Stockholders' Equity

   For the period March 2, 1999 (Date of Inception) to December 31, 2000




STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                               Deficit
                                               Accumulated
                  Common Stock    Additional   During       Total
                                  paid-in      Development  Stockholder's
                  Shares  Amount  capital      Stage        Equity
                  -------------------------------------------------------

Shares issued
for services      6,000,000  $ 2,000  $     -  $       -    $ 2,000


March 1999
Shares issued
for cash          3,000,000    1,000    24,000                25,000

Reclassification
of paid-in capital             6,000    (6,000)                    -

Net loss for
the period ended
December 31, 1999                                (27,070)   (27,070)
                  --------------------------------------------------
Balance,
Dec 31, 1999      9,000,000   9,000     18,000   (27,070)       (70)

Net income for
the year ended
December 31, 2000                                (23,634)   (23,634)
                  --------------------------------------------------
Balance,
Dec 31, 2000      9,000,000 $ 9,000    $18,000  $(50,704) $ (23,704)



              See accompanying notes to financial statements.

                             Emporia Systems
                      (A Development Stage Company)
                          Statement of Cash Flows


STATEMENT OF CASH FLOWS


                                                           March 2, 1999
                                   For the years ended    (inception) to
                                        December 31,        December 31,
                                      2000       1999          2000
                                    ------------------------------------
Cash flows from operating activities
Net income or (loss)              $  (23,634)  $(27,070)     $(50,704)
Adjustments to reconcile
   net loss to net cash provided
   (used) by operating activities:

Depreciation and amortization            848        -             848
Increase or (decrease) in
   officer advances                     (100)     100               -

Increase in other
   current liabilities                 2,917        -           2,917
                                     ---------------------------------
Net cash provided (used)
   by operating activities           (19,969) (26,970)        (46,939)
                                     ---------------------------------
Cash flows from investing activities

Purchase of fixed assets              (7,270)       -          (7,270)
Convertible debentures                50,000        -          50,000
                                     ---------------------------------
Net cash used by
   investing activities               42,730        -          42,730
                                     ---------------------------------
Cash flows from financing activities

Issuance of common stock                   -    27,000         27,000
                                     ---------------------------------
Net cash provided by
   financing activities                    -    27,000         27,000
                                     ---------------------------------
Net increase in cash                  22,761        30         22,791

Cash - beginning                          30         -              -
                                   ===================================
Cash - ending                      $  22,791    $   30      $  22,791
                                   ===================================
Supplemental disclosures:

Interest paid                      $      -     $    -      $    -
                                   ===================================
   Income taxes paid               $      -     $    -      $    -
                                   ===================================
   Non-cash investing and financing activities:

   Common stock issued
   for services                    $      -     $   2,000   $ 2,000
                                   ===================================
   Number of shares issued
   for services                           -     6,000,000   6,000,000
                                   ===================================


              See accompanying notes to financial statements.

                             Emporia Systems
                      (A Development Stage Company)
                                Footnotes


Note 1 - Significant accounting policies and procedures

Organization
------------

The Company was organized March 2, 1999 (Date of Inception) under the laws of the State of Nevada, as Emporia Systems. The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock. The Company has limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

Estimates
---------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Equipment
---------

The cost of equipment is depreciated over the following estimated useful life of the equipment utilizing the straight-line method of depreciation:

                 Computer equipment     5 years

Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services.

                             Emporia Systems
                      (A Development Stage Company)
                                Footnotes

Reporting on the costs of start-up activities
---------------------------------------------

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2000.

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2000.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of D ecember 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2000.

                             Emporia Systems
                      (A Development Stage Company)
                                Footnotes

Segment reporting
-----------------

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent pronouncements
---------------------

The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and
Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

                             Emporia Systems
                      (A Development Stage Company)
                                Footnotes


Note 2 - Fixed Assets

The Company purchased computer equipment in the amount of $7,270 and recorded depreciation expense in the amount of $848 during the year ended December 31, 2000.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the periods ended December 31, 2000 and 1999 due to net losses and insignificant net income.

Note 4 - Stockholder's equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

All references to shares issued and outstanding reflect the 3-for-1 stock split effected May 25, 1999.

On March 5, 1999, the Company issued 6,000,000 shares of its $.001 par value common stock to its officers as founders stock issued for services.

On March 24, 1999, the Company completed its Regulation D, Rule 504 of the Securities and Exchange Commission Act of 1933, offering. Pursuant to the offering, the Company issued 3,000,000 of its $.001 par value common stock for cash totaling $25,000.

There have been no other issuances of common stock.


Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

                             Emporia Systems
                      (A Development Stage Company)
                                Footnotes




Note 6 - Related party transactions

The Company paid its president, George Polyhronopoulos, $9,400 in consulting fees during the year ended December 31, 2000. Mr. Polyhronopoulos is also a director and shareholder of the Company.

Office space and services are provided without charge by a director and shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Convertible debentures

On May 20, 2000, the company executed a 10% Convertible Debenture in the amount of $50,000. The Note matures June 15, 2000. Interest has been accrued in the amount of $2,917, and no interest or principal payments have been made for the year ended December 31, 2000. The Note may be converted to common shares of the Company at the rate of $.025 per share, or 2,000,000 shares.

Note 8 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

-------------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 9, 2001, the Company filed Form 8-K with the United Stated Securities and Exchange Commission, in which the Company stated in Item 4 "Changes in Registrant's Certifying Account:"

Due to the death of Emporia Systems (the "Company") auditor and pursuant to
Section 31(a)(1) the Investment Company Act of 1940 "Accountants and Auditors," the Company's board of directors held a special meeting and voted to replace its auditor, until the Company's new auditor can be ratified by the majority of the Company's shareholders.

Barry L. Friedman, CPA, was the Company's original auditor, and has been the Company's auditor since the Company's inception on March 2, 1999. Mr. Friedman died on January 27, 2001. He died before he completed the year-end December 31, 2000 financials for Emporia Systems.

In connection with the Company's most recent audit for March 2, 1999(inception) through September 30, 2000, as published in the Company's 10SB12G filed with the U. S. Securities and Exchange Commission on November 21, 2000, there has been no disagreements with Barry L. Friedman, CPA, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Barry L. Friedman, CPA would have caused him to make reference thereto in his report on the financial statements filed in the Company's 10SB12G.

New independent accountants
---------------------------

Through a Board Resolution, the Registrant has engaged G. Brad Beckstead,
CPA, as its new independent accountant as of March 1, 2000. Since the Company's inception March 2, 1999 and through December 31, 2000, the Registrant has not consulted with G. Brad Beckstead, CPA on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of Emporia,
Systems:


Name                         Age              Position
--------                    ------           ----------
Georgios Polyhronopoulos     41              President, CEO, &
                                             Director

Maurice Pez                  40              Director


A.  Work Experience
-------------------

Georgios Polyhronopous ("George Poulos"), President and CEO of Emporia Systems, organized and formed the company.

George Poulos, President and CEO of the Company, since inception. He has 10 years experience in corporate development, and has managed multiple projects. Mr. Poulos has been directly involved in taking several companies "Public" from seed funding to IPO. He has worked as an Investment Banker and Broker. Mr. Poulos closely follows Technological developments and Trends, as they relate to both the Telecommunications Industry and the Internet and World Wide Web. He is a Professional Member of the National Association of Certified Valuation Analysts.

2000-2000, George Poulos was acting President of Global Boulevard International, Inc., a Nevada Corporation, until the Company was able to find a permanent President. He is currently President and Director of Smart Cards, Inc., a Nevada Corporation.

1998-1999, Director Enterprise Solutions, Telemax Communications, he is responsible for developing a Corporate Finance team to seek out and attract funding sources during Telemax's various stages of development. His position at Telemax requires him to interface with licensees, negotiate lease management arrangements, and deal with the providers of enterprise solutions, such as: educational institutions; public utilities; community, city, state, and federal offices; media relations and medical facilities.

1997-present, Co-founder/Corporate Secretary, Infobuild Networks, he provided investors to "seed" the Company, he structured and prepared the Offering for the Company. He initially negotiated the licensing of certain technologies, andeventually the acquisition of said technologies. He recruited the Board of Directors, and the Chief Technology Officer. And was responsible for developing the World Wide Web presence for the Company at www.infobuild.com.

1989-1996, Managing Director, Capcom Equities, Inc., he was responsible for facilitating mergers and or acquisitions for private and public development stage and Micro-cap companies provided strategic financing advice and the development of public market strategies. Mr. Poulos performed many of the same functions as his position as an Investment Banker.

1989-1996, Broker/Investment Banker, Osler Inc., Mr. Poulos spent seven years in the Securities Industry in Vancouver, Canada, initially as a retail broker; he progressed to assistant of the lead analyst, and eventually became part of the Investment Banking team focusing on emerging technologies. His duties included full due-diligence review of the Companies and their industries, and complete evaluation and comparison of the business case.


Work Experience:
----------------

Maurice Pez Director of the Company

Mr. Pez started his career in 1977 with Raymond Letkeman Architects in the City of Vancouver, BC, Canada. During the eight years he worked with the firm, Mr. Pez served as Project Architect for a number of large complex residential and hotel projects in Vancouver and Whistler. As an associate of the firm Mr. Pez was responsible for the design, approvals and management of a major proportion of the firms larger commissions. During his tenure, Mr. Pez built a reputation in the development community as a creative Project Designer with strong technical and managerial skills.

In 1986, Mr. Pez joined Downs Archambault and Partners Architects and Planners as Project Architect for a variety of large developments in Vancouver, BC and the Seattle, Washington area. At Downs Archambault and Partners Architects and Planners, Mr. Pez furthered his experience on the design and approvals of large complex multi-use urban projects. Maurice was a member of the Architectural and Planning Consortium that secured approvals for one of the largest urban waterfront projects in North America, Concorde's Pacific Place (the old Expo '86 lands), an 8000 unit residential high-rise and commercial mixed use development on False Creek in downtown Vancouver.

Polygon Homes, the largest low-rise multifamily builder in British Columbia recruited Mr. Pez as a Senior Development Manager in 1991, to head up a 30 acre major rezoning and development multi-use project in Langley, BC. During the next four years, Mr. Pez also managed the development of 10 major projects with over 1200 units of multifamily residential and "Lifestyle" product with sales of over $240 million. In 1994, Mr. Pez was promoted to Vice President of Development. Polygon Homes is recognized as an industry leader in market driven residential development and construction in Canada and Mr. Pez contributed significantly to the company's advancements in design and cost-effective construction.

Mr. Pez left Polygon Homes in 1995, to start up a private architectural and development consulting firm, Maurice Pez Architect Ltd. (MPA Ltd.). From 1995 to 1998 the firm's major client was Greystone Properties Ltd. in Vancouver, BC. MPA Ltd. managed the Arbutus lands in Vancouver's west side for Greystone and produced the overall development and marketing plans for 8 high profile residential projects valued at over $200 million dollars. Operating in a difficult approvals environment, Mr. Pez worked with the City of Vancouver to finalize the design and approvals of the streets, parks, greenways and managed the development of the low and high-rise condominium projects. MPA Ltd. also managed the design and approvals of the Eau Claire Lands, downtown Calgary for Greystone's sister company, the Prairie Land Corporation. This 10 acre high profile site on the Bow River in the exclusive Eau Claire area of downtown Calgary had a history of failed development applications. Working closely with Calgary planning, the neighborhood residents and marketing consultants, MPA Ltd. was able to secure development permit approvals for a multi-tower high-rise project of 450 units in an unprecedented period of 5 months. MPA Ltd. also provided development consulting services to two major developers in the Seattle, Washington area, Wakefield Homes and Polygon Northwest. Projects included large multifamily rezoning and development approvals for 500 unit master planned communities.

In 1998, Mr. Pez was hired on as Vice President of Residential Development for Concert Properties Ltd. (formerly known as Greystone Properties) in Vancouver, BC. Reporting directly to the President and Chief Executive Officer, David Podmore, Mr. Pez oversees the acquisition and development management of all the company's residential properties in British Columbia. These include large multifamily market and rental high-rise projects in Vancouver and resort developments on Vancouver Island and the Interior of British Columbia, Canada.

Concert is one of the leading full service real estate development companies in the Province, established and owned by British Columbia-based pension funds with an asset base in excess of $5 billion. The company's activities include the development of multifamily housing for sale, rental housing, commercial and industrial projects throughout British Columbia, Canada.

B.  Director Compensation
    ---------------------

Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. Emporia Systems does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of Emporia Systems

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other
Emporia Systems equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of the Company's current limited available cash, only the President and CEO of Company has been compensated for the period for services provided as an Officer. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2000.



Name                            Position        Annual Compensation
----------------------------    ---------       -------------------
Georgios Polyhronopoulos        President            $ 12,000

Maurice Pez                     Director             $ 0


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2000, by each person known by Emporia Systems to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


Title      Name & Address                         Amount of        Percent
of         of Beneficial                          shares           of
Class      Owner of Shares(1)        Position     held by Owner    Class
------     ---------------           --------     -------------    --------


Common  Georgios Polyhronopoulos(2)  President/   6,000,000        66.00%
                                     CEO

None    Maurice Pez (2)              Director             0         0.00%

-------------------------------------------------------------------------

All Executive Officers and
    Directors as a Group (2 persons)              6,000,000        66.00%


(1) c/o  Emporia Systems, 38820 N. 25th Avenue, Phoenix, AZ  85086

(2) These 6,000,000 shares were issued at par value ($0.001) to this individual on March 05, 1999 for services.

B.  Persons Sharing Ownership of Control of Shares

No person other than Georgios Polyhronopoulos, President/CEO owns or shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of G. Brad Beckstead, CPA, Certified Public Accountant, to perform audited financials for the Company. Mr. Beckstead owns no stock in the Company. The company has no formal contracts with its accountant, he is paid on a fee for service basis.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ----------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed February 16, 1999 (2)

  3.2    By-Laws of the Company adopted March 5, 1999 (2)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

  4.1    Facsimile of specimen common stock certificate (2)

(10)     Material Contracts

  10.1   Employment Agreement with Georgios Polyhronopoulos (2)

 (23)    CONSENT OF EXPERTS AND COUNSEL

   23    Letter of Consent from G. Brad Beckstead, CPA (1)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule (1)

----------

(1)  Filed herewith

(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on November 21, 2000, and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated March 9, 2001 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2001                         Emporia Systems
                                     ---------------------------------
                                                Registrant

                                     By:  /s/ Georgios Polyhronopoulos
                                          -----------------------
                                          Georgios Polyhronopoulos
                                          President, Chief Executive Officer
                                          Chief Financial Officer