Form 10QSB
period 2001-03-31
EMPORIA SYSTEMS
filed 2001-05-17
CIK 1083413

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2001
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                        Commission File Number: 000-31997

                                  Emporia Systems
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

           Nevada                                     88 0423785
-------------------------------             -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
incorporation or organization)               Number)

            38820 N. 25th Avenue, Phoenix, AZ                   85086
     ------------------------------------------------       -------------
        (Address of principal executive offices)             (zip code)

            1-602-617-4456 (Phone)        1-480-905-8078 (FAX)
           ---------------------------------------------------
                        Issuer's Telephone Number

-------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [ ]     No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 25,000,000 Common Stock, authorized, 13,000,000 shares of Common stock issued and outstanding, par value $0.001 per share as of March 31, 2001.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   3
          CPA Review Letter....................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-12

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   13


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   18

Item 2.   Changes in Securities and Use of Proceeds............   18

Item 3.   Defaults upon Senior Securities......................   18

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   18

Item 5.   Other Information.....................................  18

Item 6.   Exhibits and Reports on Form 8-K......................  18

Signatures......................................................  19

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant

                                                  330 E. Warm Springs
                                                 Las Vegas, NV  89119
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------

Board of Directors
Emporia Systems
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Emporia Systems (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period March 2, 1999 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period March 2, 1999 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Emporia Systems (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated March 20, 2001, I expressed an unqualified opinion on those financial statements.



May 15, 2001

/s/  G. Brad Beckstead
----------------------
G. Brad Beckstead, CPA

                            Emporia Systems
                    (A Development Stage Company)
                            Balance Sheet



BALANCE SHEET
                                          (unaudited)
                                           March 31,       December 31,
                                             2001            2000
                                           -----------     ------------
Assets
Current assets:
   Cash                                    $   51,897      $   22,791
                                           ----------      ----------
   Total current assets                        51,897          22,791
                                            ----------      ---------
   Fixed assets, net                            6,058           6,422
                                           ----------      ----------
Total Assets                               $   57,955      $   29,213
                                           ==========      ==========
Liabilities and Stockholders' Equity

Current liabilities
Accrued interest payable                   $    3,334      $    2,917
                                           ----------      ----------
    Total current liabilities                   3,334           2,917
                                           ----------      ----------
Convertible debenture                               -          50,000
                                           ----------      ----------
Total Current Liabilities                       3,334          52,917
                                           ----------      ----------

Stockholders' Equity:

Common stock, $0.001 par value,
25,000,000 shares authorized,
13,000,000 shares issued
and outstanding                                13,000           9,000

Additional paid-in capital                    114,000          80,338

Deficit accumulated during
   development stage                          (72,379)        (50,704)
                                           ----------      ----------
Total stockholders' equity                     54,621         (23,704)
                                           ----------      ----------
Total Liabilities and Stockholders' Equity  $  57,955      $   29,213
                                           ==========      ==========


   The Accompanying Notes are an Intregal Part of These Financial Statements.

                                  Emporia Systems
                       (a Development Stage Company)

                           Statement of Operations
                                 (unaudited)
           For the Three Months Ending March 31, 2001 and 2000
      and For the Period March 2, 1999 (Inception) to March 31, 2001


STATEMENT OF OPERATIONS


                                          Three Months Ending   March 2, 1999
                                                March 31,       (Inception) to
                                         --------------------      March 31,
                                          2001          2000          2001
                                         ---------    ---------   ------------
Revenue                                  $     -      $     -     $       -
                                         --------     --------    ---------
Expenses:
  General administrative expenses         20,894           (4)       67,833
  Depreciation and amortization              364            -         1,212
                                         --------     --------    ---------
Total expenses                            21,258           (4)       69,045
                                         --------     --------    ---------

Other income/expense:
  Interest expense                          (417)           -        (3,334)
                                         --------     --------    ----------
                                            (417)           -        (3,334)
                                         --------     --------    ----------
Net (loss)                              $(21,675)     $     4     $ (72,379)
                                        =========     ========    ==========
Weighted average
number of
common shares
outstanding                            13,000,000    9,000,000    6,958,414
                                       ==========    =========    ==========

Net loss per share                      $   (0.00)   $   (0.00)   $   (0.01)
                                        =========    =========    ==========


   The Accompanying Notes are an Intregal Part of These Financial Statements.

                                 Emporia Systems
                       (A Development Stage Company)

                            Statement of Cash Flows
           For the Three Months Ending March 31, 2001 and 2000
      and For the Period March 2, 1999 (Inception) to March 31, 2001




STATEMENT OF CASH FLOWS

                                          Three Months Ending   March 2, 1999
                                                March 31,       (Inception) to
                                         --------------------      March 31,
                                          2001          2000          2001
                                         ---------    ---------   ------------
Cash flows from operating activities
Net loss                                 $(21,675)    $       4   $ (72,379)
Adjustments to reconcile net
Loss to net cash provided
(used) by operating activities:
Depreciation and amortization                 364             -       1,212
Increase (decrease) in officer advances         -             -           -
Increase in other current liabilities         417             -       3,334
                                         --------     ---------   ----------
Net cash used by
   operating activities                   (20,894)            4     (67,833)
                                         --------     ---------   ----------
Cash flows from investing activities

Purchase of fixed assets                        -             -      (7,270)
Convertible debentures                    (50,000)            -      50,000
                                         --------     ---------   ----------
Net cash used
by investing activities                   (50,000)            -      42,730
                                         --------     ---------   ----------
Cash flows from financing activities
Issuance of common stock                  100,000             -      77,000
                                         --------     ---------   ---------
Net cash provided by
   financing activities                   100,000             -      77,000
                                         --------     ---------   ---------
Net (decrease) increase in cash            29,106             4      51,897
Cash - beginning                           22,791            30           -
                                         --------     ---------   ---------
Cash - ending                            $ 51,897      $     34   $  51,897
                                         ========      ========   =========
Supplemental disclosures:

   Interest paid                         $      -      $      -   $       -
                                         ========      ========   =========
   Income taxes paid                     $      -      $      -   $       -
                                         ========      ========   =========

Non-cash investing and financing
activities
  Common stock issued for services       $      -      $      -   $   2,000
                                         ========      ========   =========
  Number of shares issued for services          -             -   6,000,000
                                         ========      ========   =========



   The Accompanying Notes are an Intregal Part of These Financial Statements.

                                Emporia Systems
                                    Notes


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

                                Emporia Systems
                                    Notes

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of March 31, 2001.

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2001.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at March 31, 2001.

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

                                Emporia Systems
                                    Notes


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

Note 2 - Fixed Assets

The Company has computer equipment in the amount of $7,270 and recorded depreciation expense in the amount of $364 during the period ended March 31, 2001.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. There is no provision for income taxes for the period ended March 31, 2001 due to net losses and insignificant net income.

                                Emporia Systems
                                    Notes

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

On January 12, 2001, the Company issued 2,000,000 shares of its $0.001 par value common stock to holder of the convertible debenture in exchange for extinguishments of the principal balance in the note. The shares were converted at a price of $0.025 per share.

On January 17, 2001, the Company issued 2,000,000 shares of its $0.001 par value common stock for total cash of $50,000 pursuant to Regulation D, Rule 506 of the SEC 1933 Securities Act, offering.

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

Note 6 - Related party transactions

The Company paid its president, George Polyhronopoulos, $3,000 in consulting fees during the period ended March 31, 2001. Mr.
Polyhronopoulos is also a director and shareholder of the Company.

The Company issued stock to a director and shareholder of the Company in exchange for the extinguishment of the convertible debenture and via the offering pursuant to Regulation D, Rule 506.

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

                                Emporia Systems
                                    Notes

Note 7 - Convertible debentures

On May 20, 2000, the company executed a 10% Convertible Debenture in the amount of $50,000. The Note matures June 15, 2002. The principal balance of the note was converted to common shares of the Company on January 12, 2001 at the rate of $0.025 per share, or 2,000,000 shares. As of the date of conversion the accrued interest was a total of $3,334, and no interest payments have been made for the period ended March 31, 2001.

Note 8 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

The Company has not its fully developed its business plan or profitability to date; and, the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its services on its future Web site. As of March 31, 2001, the Company had an accumulated deficit of ($72,379) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern - The Company experienced operating losses for the period ended March 31, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 5, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

Unclassified Balance Sheet - In accordance with the provisions of SFAS No. 53, the Company has elected to present an unclassified balance sheet.

Loss Per Share - The Company adopted the provisions of Statement
Of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" that established standards for the computation, presentation and disclosure of earnings per share ("EPS"), replacing the presentation of Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures.
The Company did not present Diluted EPS since it has a simple capital structure.

Results of Operations
---------------------

During the First Quarter ended March 31, 2001, the Company did not generate any in revenues. In addition, the Company does not expect to generate any profit for this coming year.

In its most recent three month operating period ended March 31, 2001, the Company incurred a net loss of $21,258, this included depreciation and amortization costs of $364, and general and administrative expenses of $20,894. During the First Quarter, the Company continued to seek new strategies for its website. The majority of the Company's expenses for the Quarter included administrative fees. Since the Company's inception the Company has lost $72,379. The Company does not have any material commitments for capital expenditures.


Plan of Operation
-----------------

Management does not believe the company will generate any profit until sometime in next Calendar Year as developmental and marketing costs will most likely exceed any anticipated revenues. Management is still in the process of developing a customer base for the Company.

The Company believes it has enough monies to sustain itself for the next twelve months, during this developmental process.


Liquidity and Capital Resources
-------------------------------

A total of two million (2,000,000) shares of its common stock were purchased by the founder of the Company, on March 05, 1999 for cash. Between March 22 and March 24, 1999, the Company sold One Million (1,000,000) shares of its common stock in connection with a public offering at a price of $0.025 per share. On or about February 24, 1999, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation
"D," Rule 504 of the Securities Act of 1933, as amended, whereby it sold one million (1,000,000) shares of the Common Stock of the Company for twenty-five thousand ($25,000) dollars to approximately twenty-five (25) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about March 24, 1999. On May 20, 2000 the company executed a 10% convertible note payable in the amount of $50,000. This note bears interest at the rate of 10% per annum. This note matures
June 15, 2002. The note may be converted to common shares of the company at the rate of $0.025 per share or 2,000,000 shares.

On January 12, 2001, the Company issued 2,000,000 shares of its $0.001 par value common stock to holder of the convertible debenture in exchange for extinguishments of the principal balance in the note. The shares were converted at a price of $0.025 per share.

On January 17, 2001, the Company issued 2,000,000 shares of its $0.001 par value common stock for total cash of $50,000 pursuant to Regulation D, Rule 506 of the SEC 1933 Securities Act, offering. There have been no other issuances of common stock.

As of March 31, 2001, the Company has thirteen million shares (13,000,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately twenty-five (25) shareholders, including the founding shareholder, of record.

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through March 31, 2001. The Company does not plan to hire any additional employees until it can become an profitable entity.

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

Market For Company's Common Stock

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

Dividend Policy

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities
(or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

  3     Articles of Incorporation & By-Laws

               (a)Articles of Incorporation of the Company filed February 16, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

               (b)By-Laws of the Company adopted March 5, 1999.
               Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  4     Instruments Defining the Rights of Security Holders

               (a)Facsimile of specimen common stock certificate, incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000. Incorporated by reference to the Company's Annual
               Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 16, 2001                           Emporia Systems
                                     ---------------------------------
                                                Registrant

                                     By:  /s/ Georgios Polyhronopoulos
                                          -----------------------
                                          Georgios Polyhronopoulos
                                          President, Chief Executive Officer
                                          Chief Financial Officer