Form 10QSB
period 2001-06-30
EMPORIA SYSTEMS
filed 2001-08-06
CIK 1083413

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2001
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 25,000,000 Common Stock, authorized, 13,000,000 shares of common stock issued and outstanding, par value $0.001 per share as of June 30, 2001.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          CPA Review Letter....................................    4
          Balance Sheet (unaudited)............................    5
          Statements of Operations (unaudited).................    6
          Statements of Cash Flows (unaudited).................    7
          Notes to Financial Statements........................    8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    9


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   14

Item 2.   Changes in Securities and Use of Proceeds............   14

Item 3.   Defaults upon Senior Securities......................   14

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   14

Item 5.   Other Information.....................................  14

Item 6.   Exhibits and Reports on Form 8-K......................  14

Signatures......................................................  15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2001. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2001, follow.

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

July 30, 2001


Board of Directors
Emporia Systems
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Emporia Systems (a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the three-months and six-months ended June 30, 2001 and 2000 and for the period March 2, 1999 (Inception) to June 30, 2001, and statements of cash flows for the six-month period ending June 30, 2001 and 2000 and for the period March 2, 1999 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's 2002. management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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



/s/ G. Brad Beckstead
---------------------------
    G. Brad Beckstead, CPA

                              Emporia Systems
                      (a Development Stage Company)
                              Balance Sheet



BALANCE SHEET
                                          (unaudited)
                                           June 30,       December 31,
                                             2001            2000
                                           -----------     ------------
Assets
Current assets:
   Cash and equivalents                    $   36,067      $   22,791
                                           ----------      ----------
   Total current assets                        36,067          22,791
                                            ----------      ---------
   Fixed assets, net                            5,695           6,422
                                           ----------      ----------
Total Assets                               $   41,762      $   29,213
                                           ==========      ==========
Liabilities and Stockholders' Equity

Current liabilities:
Accrued interest payable                   $    3,334      $    2,917
                                           ----------      ----------
    Total current liabilities                   3,334           2,917
                                           ----------      ----------
Convertible debenture                               -          50,000
                                           ----------      ----------
Total Current Liabilities                       3,334          52,917
                                           ----------      ----------

Stockholders' Equity:

Common stock, $0.001 par value,
25,000,000 shares authorized,
13,000,000 and 9,000,000 shares
issued and outstanding as of
6/30/01 & 12/31/00 respectfully                13,000           9,000

Additional paid-in capital                    114,000          18,000

Deficit accumulated during
   development stage                          (88,572)        (50,704)
                                           ----------      -----------
Total stockholders' equity                     38,428         (23,704)
                                           ----------      ----------
Total Liabilities and Stockholders' Equity  $  41,762      $   29,213
                                           ==========      ==========


The accompanying Notes are an integral part of these financial statements.

                               Emporia Systems
                       (a Development Stage Company)

                           Statement of Operations
                                 (unaudited)
    For the Three Months and the Six Months Ending June 30, 2001 and 2000
      and For the Period March 2, 1999 (Inception) to June 30, 2001


STATEMENT OF OPERATIONS

                       Three Months Ending  Six Months Ending    March 2, 1999
                       -------------------  -----------------   (Inception) to
                        June 30,  June 30,  June 30, June 30,      June 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------

Revenue                 $      -   $      -  $      -  $      -  $    775
                        --------   --------  --------  --------  --------
Expenses:
  General
  administrative
  expenses                15,829     20,739    36,723    20,739    83,662

  Depreciation and
  amortization               364        121       727       121     1,576
                        --------   --------  --------  --------  --------
Total expenses            16,193     20,860    37,450    20,860    85.238
                        --------   --------  --------  --------  --------

Other income/expense:
  Interest expense             -       (417)     (417)     (417)   (3,334)
                        --------   --------  --------  --------  --------
                               -       (417)     (417)     (417)   (3,334)
                        --------   --------  --------  --------  --------
Net (loss)              $(16,193)  $(21,277) $(37,867) $(21,277) $(88,572)
                        =========  ========= ========= ========= =========
Weighted average
number of
common shares
outstanding            13,000,000  9,000,000 13,000,000 9,000,000 8,097,773
                       ==========  ========= ========== ========= =========
Net loss per share     $   (0.00)  $  (0.00) $  (0.01)  $  (0.00) $  (0.01)
                       ==========  ========= ========== ========= =========


The accompanying Notes are an integral part of these financial statements.

                                 Emporia Systems
                       (a Development Stage Company)

                            Statement of Cash Flows
              For the Six Months Ending June 30, 2001 and 2000
        and For the Period March 2, 1999 (Inception) to June 30, 2001




STATEMENT OF CASH FLOWS

                                          Six Months Ending    March 2, 1999
                                                June 30,      (Inception) to
                                         --------------------     June 30,
                                          2001          2000        2001
                                         ---------    --------- ------------
Cash flows from operating activities
Net loss                                 $(37,868)    $(21,277)   $(88,572)
Adjustments to reconcile net
Loss to net cash provided
(used) by operating activities:
Depreciation and amortization                 727          121       1,575
Increase (decrease) in officer advances         -            -           -
Increase in other current liabilities         417            -       3,334
                                         --------     ---------   ---------
Net cash used by
   operating activities                   (36,724)      (20,739)   (83,663)
                                         --------     ---------   ---------
Cash flows from investing activities

Purchase of fixed assets                        -             -      (7,270)
Convertible debentures                    (50,000)       50,000      50,000
                                         --------     ---------   ----------
Net cash used
by investing activities                   (50,000)       50,000      42,730
                                         --------     ---------   ----------
Cash flows from financing activities
Issuance of common stock                  100,000             -      77,000
                                         --------     ---------   ---------
Net cash provided by
   financing activities                   100,000             -      77,000
                                         --------     ---------   ---------
Net (decrease) increase in cash            1,276         29,261      36,067
Cash - beginning                           22,791            30           -
                                         --------     ---------   ---------
Cash - ending                            $ 36,067      $ 29,291   $  36,067
                                         ========      ========   =========
Supplemental disclosures:

   Interest paid                         $      -      $      -   $       -
                                         ========      ========   =========
   Income taxes paid                     $      -      $      -   $       -
                                         ========      ========   =========

Non-cash investing and financing
activities
  Common stock issued for services       $      -      $      -   $   2,000
                                         ========      ========   =========
  Number of shares issued for services          -             -   6,000,000
                                         ========      ========   =========



The accompanying Notes are an integral part of these financial statements.

                               Emporia Systems
                                     Notes


Note 1 - Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $88,572 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Emporia Systems, is a developmental stage Company, who plans to market its products through the Internet, hereinafter referred to as "Emporia Systems" or the " Company" or the "Registrant", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on March 2, 1999.Emporia Systems, a Nevada corporation, is a developmental stage company with a principal business objective to become a world leading web hosting and E-Commerce solutions company offering a wide range of services: web site and web store hosting, web server co-location and domain name registration and to support these services through it's World Wide Web (www.emporiasystems.com). The Company's web site is currently under development and the company hopes to have it published in the near future.

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

The Company has not its fully developed its business plan or profitability to date; and, the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its services on its future Web site. As of June 30, 2001, the Company had an accumulated deficit of ($72,379) dollars. The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

Going Concern - The Company experienced operating losses for the period ended June 30, 2001. The financial statements have been prepared assuming the Company will continue to operate as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. No adjustment has been made to the recorded amount of assets or the recorded amount or classification of liabilities which would be required if the Company were unable to continue its operations. As discussed in Note 2, of the notes to the financial statements, management believes it has enough funds to operate for the next twelve (12) months without the need to raise additional capital to meet its obligations in the normal course of business.

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

Results of Operations
---------------------

During the Second Quarter ended June 30, 2001, the Company did not generate any in revenues. In addition, the Company does not expect to generate any profit for this coming year.

In its most recent six month operating period ended June 30, 2001, the Company incurred a net loss of $16,193, this included depreciation and amortization costs of $364, and general and administrative expenses of $15,829. This compares to a loss of $20,860 for the same period last year. During the Second Quarter, the Company continued to seek new strategies for its website. The majority of the Company's expenses for the Quarter included administrative fees. Since the Company's inception the Company has lost $88,572. The Company does not have any material commitments for capital expenditures.


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

As of June 30, 2001, the Company has thirteen million shares (13,000,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately twenty-five (25) shareholders, including the founding shareholder, of record.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

The Company filed a Current Report dated March 9, 2001 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."

  3     Articles of Incorporation & By-Laws

               (a) Articles of Incorporation of the Company filed March 2, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on November 21, 2000.

               (b) By-Laws of the Company adopted March 5, 1999.
               Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on November 21, 2000.

  4     Instruments Defining the Rights of Security Holders

               (a) Facsimile of specimen common stock certificate, incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities of Small Business Issuers on Form 10-SB, previously filed with the Commission on November 21, 2000.

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000. Incorporated by reference to the Company's Annual
               Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the Quarter ended March 31, 2001, Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.


  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 3, 2001                        Emporia Systems
                                     ---------------------------------
                                                Registrant

                                     By:  /s/ Georgios Polyhronopoulos
                                          -----------------------
                                          Georgios Polyhronopoulos
                                          President, Chief Executive Officer
                                          Chief Financial Officer