Form 10QSB
period 2001-09-30
EMPORIA SYSTEMS
filed 2001-11-14
CIK 1083413

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-QSB

(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2001
Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission File Number: 000-31997

                         Emporia Systems
     (Exact name of registrant as specified in its charter)

            Nevada                          88-0423785
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

38820 N. 25th Avenue, Phoenix,                85086
              AZ                            (Zip Code)
(Address of principal executive
           offices)

                         (480) 329-1336
      (Registrant's telephone number, including area code)

                               N/A
 (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [X] No [ ]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          Yes [ ] No [ ]

               APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
                            13,000,000


PAGE-1-


                          EMPORIA SYSTEMS
                   (A Development Stage Company)


                         Table of Contents
                                                               Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Independent Accountant's Review Report                         4
  Balance Sheet                                                  5
  Statement of Operations                                        6
  Statement of Cash Flows                                        7
  Notes to Financial Statements                                  8
  Item 2. Management's Discussion and Plan of Operation          9

PART II - OTHER INFORMATION

  Item 6. Exhibits                                               11

SIGNATURES                                                       12







PAGE-2-









                          Emporia Systems
                   (A Development Stage Company)

                          Balance Sheets
                               as of
                        September 30, 2001
                       and December 31, 2000

                                and

                     Statements of Operations
            for the Three Months and Nine Months Ending
                   September 30, 2001 and 2000,
                        and For the Period
          March 2, 1999 (Inception) to September 30, 2001

                                and

                            Cash Flows
                    for the Nine Months Ending
                   September 30, 2001 and 2000,
                        and For the Period
          March 2, 1999 (Inception) to September 30, 2001






PAGE-3-



                         TABLE OF CONTENTS





                                                            Page

Independent Accountant's Review Report                         1

Balance Sheet                                                  2

Statement of Operations                                        3

Statement of Cash Flows                                        4

Footnotes                                                      5







PAGE-4-




G. BRAD BECKSTEAD
Certified Public Accountant
                                                330 E. Warm Springs
                                                Las Vegas, NV 89119
                                                       702.528.1984
                                                425.928.2877 (efax)


              INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors
Emporia Systems
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Emporia Systems (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and for the period March 2, 1999 (Inception) to September 30, 2001, and statements of cash flows for the nine month period ending September 30, 2001 and 2000 and for the period March 2, 1999 (Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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


/s/ G. Brad Beckstead, CPA
----------------------------
October 25, 2001


PAGE-5-




                  PART I - FINANCIAL INFORMATION
              Item 1. Unaudited Financial Statements

                          Emporia Systems
                   (a Development Stage Company)
                           Balance Sheet

                                          (unaudited)
                                           September    December
                                              30,          31,
                                             2001         2000
Assets                                    ------------------------

Current assets:
     Cash and equivalents                         $             $
                                             12,573        22,791
          Total current assets               12,573        22,791

Fixed assets, net                             5,332         6,422

                                                  $             $
                                             17,905        29,213
                                          ------------------------
Liabilities and Stockholders' Equity

Current liabilities
     Accrued interest payable                     $             $
                                              3,334         2,917
          Total current liabilities           3,334         2,917

Convertible debentures                            -        50,000
                                          ------------------------
                                              3,334        52,917
                                          ------------------------
Stockholders' equity:
     Common stock, $0.001 par value,         13,000         9,000
25,000,000
        shares authorized, 13,000,000
and 9,000,000 shares
        issued and outstanding as of
9/30/01 & 12/31/00, respectively
     Additional paid-in capital             114,000        18,000
     (Deficit) accumulated during         (112,430)      (50,704)
development stage
                                             14,571      (23,704)
                                         -------------------------
                                                  $             $
                                             17,905        29,213
                                         =========================


  The accompanying Notes are an integral part of these financial statements.


PAGE-6-


                          Emporia Systems
                   (a Development Stage Company)
                      Statement of Operations
                            (unaudited)
For the Three Months and Nine Months Ending September 30, 2001 and
                               2000
and For the Period March 2, 1999 (Inception) to September 30, 2001


                                                                      March
                                                                      2,1999
                                                                   (inception)
                                                                       to
                                                                      June
                                                                       30,
                                                                      2001
                                  Three Months      Nine Months
                                     Ending           Ending
                                 September 30,     September 30,
                                ----------------------------------
                                 2001     2000     2001    2000
                                ----------------------------------------------

        Revenue                       $        $        $       $         $
                                      -        -        -       -         -

        Expenses:
             General and         23,494   25,489   60,217  25,489   107,156
        administrative expenses
             Depreciation and       364      121    1,091     242     1,940
        amortization
                  Total          23,858   25,610   61,307  25,731   109,096
        expenses

        Other income/expense:
             Interest expense         -    1,806      417   1,806     3,334
                                      -    1,806      417   1,806     3,334

        Net (loss)                    $        $        $       $         $
                                (23,858) (27,416) (61,724) (27,537) (112,430)
                               ==============================================

        Weighted average number
        of
             common shares      13,000,   9,000,  13,000,  9,000,   10,160,
        outstanding                 000      000      000     000       468
                               =============================================
        Net (loss) per share          $        $        $       $         $
                                 (0.00)   (0.00)   (0.00)  (0.00)    (0.01)
                               =============================================


  The accompanying Notes are an integral part of these financial statements.


PAGE-7-


                          Emporia Systems
                   (a Development Stage Company)
                      Statement of Cash Flows
                            (unaudited)
      For the Nine Months Ending September 30, 2001 and 2000
and For the Period March 2, 1999 (Inception) to September 30, 2001


                                        Nine Months Ending     March 2,
                                          September 30,          1999
                                        -------------------   (Inception)
                                                                  to
                                                              September
                                                                 30,
                                                                2001
                                          2001        2000
    Cash flows from operating           ----------------------------------
    activities
    Net (loss)                                $           $           $
                                        (61,724)    (27,416)   (112,430)
         Adjustments to reconcile net (loss)
    to net cash provided
         (used) by operating
    activities:
         Depreciation and                 1,091         121       1,939
    amortization
         Increase in officer                  -         250           -
    advances
         Increase in other                  416       1,806       3,334
    current liabilities
    Net cash (used) by operating        (60,218)    (25,239)   (107,157)
    activities                         ----------------------------------

    Cash flows from investing
    activities
         Purchases of fixed                   -           -     (7,270)
    assets
         Convertible debentures         (50,000)      50,000      50,000
    Net cash provided (used) by         (50,000)      50,000      42,730
    investing activities               ----------------------------------

    Cash flows from financing
    activities
         Issuance of common stock       100,000            -      77,000
    Net cash provided by                100,000      103,805      77,000
    financing activities               ----------------------------------

    Net increase in cash                (10,218)      24,761      12,573
    Cash - beginning                     22,791           30           -
    Cash - ending                      ----------------------------------
                                              $            $           $
                                         12,573       24,791      12,573
                                       ==================================
    Supplemental disclosures:
         Interest paid                        $            $           $
                                              -            -           -
         Income taxes paid             ==================================
                                              $            $           $
                                              -            -           -
                                       ==================================



  The accompanying Notes are an integral part of these financial statements.


PAGE-8-


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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $112,430 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.



PAGE-9-



       Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

     This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Emporia Systems' actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, its ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the Company's industry.

     There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.

General

     Emporia Systems, Inc. is a developmental stage Company, organized on March 2, 1999, in the State of Nevada, with a principal business objective to become a web hosting and E-Commerce solutions company offering a wide range of services such as web site and web store hosting, web server co-location and domain name registration. The Company also intends to support these services through it's web site, www.emporiasystems.com. The Company's web site is currently under development and the Company hopes to have it established in the near future.

Results of Operations

     Revenues

     The Company has not fully executed its business plan, and as a result has not begun generating revenues. Management of the Company does not expect to generate revenues by the end of fiscal year 2001, into at least the next two quarters. There can be no assurances that the Company will be able to implement its plan of operation, or that it will generate revenues despite doing so.

     Net Loss

     The Company incurred a net loss for the three months ending September 30, 2001 of $23,858, compared with $27,416 in the same period last year. During the nine-months ended September 30, 2001, the Company incurred a net loss of $61,724, compared with $27,537 for the nine-months ended September 30, 2000. Since March 2, 1999, the date of the Company's formation, the Company recorded an accumulated deficit of $112,430.

     The net losses were primarily attributable to costs incurred for general and administrative expenses, interest expense and the depreciation of fixed assets. The Company does not have any material commitments for capital expenditures.

Liquidity and Capital Resources

     Management anticipates that the Company will continue to have negative cash flows for at least the next two to three quarters. The Company is using net proceeds from its offerings of equity and debt securities for working capital needs, including development of its infrastructure and the realization of its business plan. The Company does not anticipate paying any cash dividends on its common stock to stockholders in the foreseeable future.

     The Company believes its current financial resources will be sufficient to sustain its business for the period through December 31, 2001. This is due primarily to the efforts of management to conduct operations on a limited budget. In the event the Company is unable to execute its business plan and establish a base with which to generate sufficient sustainable revenues to meet its financial obligations, the Company will have to seek additional either debt or equity financing. Although there are no formal or informal agreements to do so, the Company is considering raising additional capital, if necessary, through a private placement offering of equity securities.


PAGE-10-

                    PART II - OTHER INFORMATION

                         Item 6. Exhibits

Exhibit  Name and/or Identification of Exhibit
Number

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

  23    Consent of Experts and Counsel

             Consents of independent public accountants






PAGE-11-



                            SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Emporia Systems, Inc.
-------------------------------------------------------------------
                     -------------------------
                           (Registrant)



Date:     November 12, 2001



By:  /s/ Georgios Polyhronopoulos
     -----------------------------------
     Georgios Polyhronopoulos, President





PAGE-12-