Form 10KSB
period 2001-12-31
EMPORIA SYSTEMS
filed 2002-04-02
CIK 1083413

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           Form 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Fiscal Year Ended December 31, 2001

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the Transition Period from __________ to

Commission File Number 000-31997


                        Emporia Systems
(Name of small business issuer in its charter)

            Nevada                         88-0423785
(State or other jurisdiction of  (I.R.S. employer identification
incorporation or organization)               number)

38820 N. 25th Avenue, Phoenix,                85086
              AZ
(Address of principal executive            (Zip code)
           offices)

Issuer's telephone number: (480) 329-1336

Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Title of each class        Name of each exchange on which
                                           registered





Securities Registered Pursuant to Section 12(g) of the Act:

                             Common
                        (Title of class)


                        (Title of class)



PAGE-1-



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $25,000

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State  the  number of shares outstanding of each of the  issuer's classes  of  common  equity, as of the latest  practicable  date.
13,000,000

               DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated:
(1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None

Transitional Small Business Disclosure Format (Check one): Yes [
]  No [X]

                   FORWARD LOOKING STATEMENTS

This Annaul Report contains forward-looking statements about  the
Company's  business,  financial  condition  and  prospects   that
reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be
realized.   If  any  of  management's  assumptions  should  prove
incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, Emporia Systems' actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, its ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the Company's industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. However, the forward-looking statements contained herein are not covered by the safe harbors created by Section 21E of the Securities Exchange Act of 1934.



PAGE-2-



PART I

ITEM 1.  BUSINESS.

A.     Business Development and Summary

Emporia Systems, is a developmental stage Company, was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on March 02, 1999. There has been no bankruptcy, receivership or similar proceeding. Additionally, there have been no material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business.

B.     Business of Issuer

Briefly describe the business and include, to the extent material to an understanding of the issuer:

1)  Principal products or services and their markets

The Company is developmental stage company, which plans to become a world leading web hosting and E-Commerce solutions company offering a wide range of services: web site and web store hosting, web server co-location and domain name registration and to support these services through it's World Wide Web site.

Emporia System's web hosting packages shall provide a complete long term solution to all web publishing needs. Including both UNIX and NT hosting. The secure transactions feature shall uses Secure Socket Layer (SSL) encryption technology to provide for site authentication and peer to peer secure communication. This feature allows you to safely transmit and receive sensitive information such as credit card numbers or passwords.

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

As the Net Economy grows and evolves, new applications must continually be built and upgraded to keep pace with fast-moving competitors an developing customer expectations. A services-ready infrastructure provides consistency across applications and enables developers to focus on business logic instead of infrastructure when building an application. This helps speed time to market and ensures that applications will scale support a growing number of users.

The  Company  will  attempt  to  become  a  leader  in  marketing and supporting e-commerce solutions over the World Wide Web via it's site at www.emporiasystems.com. The Company intends to enter into a web site consulting agreement with Smack Corporation. Under this agreement, Smack will market the Company's web site with the major search engines (e.g. Yahoo, Lycos, etc.) in order to increase traffic across our web site. When finished, potential clients may access our web site by searching under common names these search engines. Some of the common names will be: e-commerce or web hosting. The Company has reserved the web site address www.emporiasystems.com

2)  Distribution Methods of the Products and Services

The Company will be significantly dependent on a number of third-party relationships to supply services, and increase traffic to emporiasystems.com. Additionally, with regards to the Company's Internet Web site is generally dependent on other Web site operators that provide links to emporia systems (www.emporiasystems.com). The Company does not have any agreements with any Web site operators that provide links to its Web site at this time, and, if the Company can established such links the other Web site operators may terminate such links at any time without notice to the Company. This can be no assurance that third parties will regard their relationship with the Company as important to their own respective businesses and operations. There can be no assurance that the Company will ever develop a relationships with third parties that supply the Company with links to their Web site. In particular, the elimination of a pre- installed bookmark on a Web browser that directs traffic to the Company's Web site could significantly reduce traffic on the Company's Web site, which would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, at this time, the Company has not entered into any agreements with any suppliers to ship and provide products.



PAGE-3-



3)  Status  of  Any  Announced  New  Product  or  Service

The Company does not have any announced new product or service. The Company needs to develop a customer base for its web hosting services. The Company, however, has yet to announce any new products and has not announced any other recent additions or services.

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

The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. This can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition. Several States have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new legislation, could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery



PAGE-4-



costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because the Company's services are accessible worldwide, and the Company may facilitate sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as foreign corporation in particular state or foreign country. Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Although sections of the Communications Decency Act of 1996 (the "CDA") that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet, were held to be unconstitutional by the U.S. Supreme Court, this can be no assurance that similar laws will not be proposed and adopted. Certain members of Congress have recently discussed proposing legislation that would regulate the distribution of "indecent" material over the Internet in a manner that they believe would withstand challenge on constitution law.

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

The Company also needs to develop and identify Emporia services that achieve market acceptance by its end-users. This can be no assurance that Emporia Systems will achieve market acceptance. Accordingly, no assurance can be given that the Company's business model will be successful or that it can sustain revenue growth or be profitable. The market for SmartCards has matured and is finite. As is typical of any rapidly evolving market, demand and market acceptance for products are subject to a high level of uncertainty and risk. Moreover, because this market is rapidly evolving, it is difficult to predict its future growth rate, if any, and its ultimate size.

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

12)  Employees

The Company currently has three (2) employees: one President, and one  Secretary,  all  of  which are  Directors  of  the  Company.
The  Company  has  no  intention at this   time   to   add   full
employees.



PAGE-5-



C.     Reports to Security Holdings

(1)  Annual reports

Although  the  Company has not been required to  do  so,  Emporia
Systems intends to voluntarily deliver annual reports to security holders, upon such holders' request. Such annual reports will include audited financial statements.

(2)  Periodic reports with the SEC

As of the date of this Registration Statement, the Company has filed certain periodic reports with the SEC. The Company intends to continue to file periodic reports with the SEC as required by laws and regulations applicable to fully reporting companies.

(3)  Availability of filings

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

ITEM 2.  PROPERTIES

The Company's corporate headquarters are located at 38820 N. 25th Avenue, Phoenix, Arizona 85086. The Company's officers provide the office space at no cost to the Company, and there is no additional expense to the officers for allowing the Company to utilize this minimal space. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the properties currently being utilized by the Company.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company is not presenting matters to shareholders to be voted upon.



PAGE-6-



                             PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED
STOCKHOLDER MATTERS

A.     Market Information

There is currently no public market for the Company's common equity.

B.     Holders

Give the approximate number of holders of record of each class of common equity.

C.     Dividends

The Company has not declared dividends payable on its equity securities. The Company does not intend to distribute capital to security holders at this time. Instead, the Company seeks to retain all potential earnings for operational purposes.

D.       Securities   Authorized  for   Issuance   Under   Equity
Compensation Plans

The Company does not have any securities authorized for issuance under equity compensation plans.

ITEM  6.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN   OF
OPERATION

                   FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-KSB that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. The Company cautions that such statements, which are contained in this Form 10-KSB, reflect management's current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting the Company's operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks the Company faces, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, the Company's performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

  1. The Company's ability to maintain, attract and integrate internal management, technical information and management information systems;

  2. The Company's ability to generate customer demand for our services;

  3.   The intensity of competition; and

  4.   General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-KSB that are attributable to the Company's or persons acting on the Company's behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, the Company cautions investors not to place undue reliance on such forward-looking statements.



PAGE-7-



A.     Plan of Operation

Since the Company's inception, Emporia Systems has incurred a net loss of $70,229. The Company's efforts have focused primarily on the development of its plan of operations, implementing its initial business strategy and raising working capital through equity financing. To fund fiscal 2001 operations, management believes the Company's current financial resources and ability to generate revenues is inadequate to provide for its working capital needs through December 2002. Management intends to raise additional capital via a public or private offering of equity or debt securities to fund fiscal year 2002 operations. The owners of the Company have also committed to provide the Company, on an as needed basis, capital to continue operations, although there are no agreements to do so. There are no preliminary loan agreements or understandings between the Company, its officers, directors or affiliates or lending institutions. The Company has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtainer or, if obtained, that it will be on reasonable terms.

ITEM 7.  FINANCIAL STATEMENTS








PAGE-8-







                         Emporia Systems
                  (A Development Stage Company)

                         Balance Sheets
                              as of
                   December 31, 2001 and 2000

                               and

                    Statements of Operations,
              Changes in Stockholders' Equity, and
                           Cash Flows
                       for the years ended
                   December 31, 2001 and 2000
                               and
                         for the period
                March 2, 1999 (Date of Inception)
                             through
                        December 31, 2001







 PAGE-9-






                        TABLE OF CONTENTS




Independent Auditor's Report         1


Balance Sheets                       2


Statements Of Operations And         3
Accumulated Deficit


Statements Of Changes In             4
Stockholders' Equity


Statements Of Cash Flows             5


Footnotes                            6









PAGE-10-



G. BRAD BECKSTEAD
Certified Public Accountant
                                              330 E. Warm Springs
                                              Las Vegas, NV 89119
                                                     702.257.1984
                                              702.362.0540 (efax)


             INDEPENDENT ACCOUNTANT'S REVIEW REPORT

February 26, 2002

Board of Directors
Emporia Systems
Las Vegas, NV

I have audited the Balance Sheets of Emporia Systems (the "Company") (A Development Stage Company), as of December 31, 2001 and 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended December 31, 2001 and 2000 and for the period March 2, 1999 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Emporia Systems (A Development Stage Company) as of December 31, 2001 and 2000, and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 and for the period March 2, 1999 (Date of Inception) to December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ G. Brad Beckstead, CPA
----------------------------
G. Brad Beckstead, CPA



PAGE-11-F1



                         Emporia Systems
                  (a Development Stage Company)
                         Balance Sheets

                                                December 31,
                                             2001         2000
Assets                                    -------------------------

Current assets:
     Cash                                    $4,433       $22,791
          Total current assets                4,433        22,791

Fixed assets, net                             4,968         6,422
                                          ------------------------
                                             $9,401       $29,213
                                          ========================
Liabilities and Stockholders' Equity
(Deficit)

Current liabilities
     Accrued interest payable                $3,334        $2,917
          Total current liabilities           3,334         2,917

Convertible debentures                            -        50,000
                                          ------------------------
                                              3,334        52,917
                                          ------------------------
Stockholders' equity:
     Common stock, $0.001 par value,         13,000         9,000
25,000,000
        shares authorized, 13,000,000
and 9,000,000 shares
        issued and outstanding as of
12/31/01 & 12/31/00, respectively
     Additional paid-in capital             114,000        18,000
     (Deficit) accumulated during         (120,933)      (50,704)
development stage                         ------------------------
                                              6,067      (23,704)
                                          ------------------------
                                             $9,401       $29,213
                                          ========================


 The accompanying notes are an integral part of these financial statements.



PAGE-12-F2



                         Emporia Systems
                  (a Development Stage Company)
                     Statement of Operations


                                                         March 2, 1999
                                                         (inception)
                                                             to
                                                          December 31,
                                                             2001
                                         For the years
                                             ended
                                          December 31,
                                    -------------------
                                         2001     2000
                                    -----------------------------------

      Revenue                               $        $           $
                                            -        -           -
                                    -----------------------------------
      Expenses:
           General administrative      37,745   10,469      75,284
      expenses
           General administrative      30,613    9,400      40,013
      expenses - related party
           Depreciation                 1,454      848       2,302
                Total expenses         69,812   20,717     117,599
                                    -----------------------------------
      Other income/expense:
           Interest expense             (417)  (2,917)     (3,334)
                                    -----------------------------------
      Net (loss)                    $(70,229) $(23,624)  $(120,933)
                                    ===================================

      Weighted average number of
           common shares           12,851,648 9,000,000  10,358,527
      outstanding                   ===================================

      Net (loss) per share                  $        $           $
                                       (0.01)   (0.00)      (0.01)
                                    ===================================



 The accompanying notes are an integral part of these financial statements.



PAGE-13-F3



                         Emporia Systems
                  (a Development Stage Company)
     Statement of Changes in Stockholders' Equity (Deficit)
For the period March 2, 1999 (Date of Incorporation) to December
                            31, 2001

                           Common Stock   Additi  (Deficit)   Total
                          --------------   onal              Stockho
                                          Paid-    Accumul    lders'
                                            in      ated      Equity
                                          Capital  During
                                                   Develop
                                                    ment
                                                   Stage
                          Shares  Amount
                          --------------------------------------------

March 1999
  Shares issued for     6,000,000  $2,000    $-       $-      $2,000
services

March 1999
  Shares issued for     3,000,000   1,000  24,000      -      25,000
cash

Reclassification of paid-           6,000  (6,000)                 -
in capital

Net (loss) for the
period ended
  December 31, 1999                              (27,070)    (27,070)
                          --------------------------------------------

Balance, December 31,   9,000,000  $9,000 $18,000 $(27,070)     $(70)
1999

Net (loss) for the year
ended
     December 31, 2000                             (23,634)  (23,634)
                          --------------------------------------------

Balance, December 31,   9,000,000  $9,000 $18,000 $(50,704) $(23,704)
2000

January 2001
     Shares issued for  2,000,000   2,000  48,000             50,000
convertible debentures

January 2001
     Shares issued for  2,000,000   2,000  48,000             50,000
cash

Net (loss) for the year
ended
     December 31, 2001                            (70,229)   (70,229)
                          --------------------------------------------

Balance, December 31,  13,000,000 $13,000 $114,008 $(120,933) $6,067
2001                      ============================================



 The accompanying notes are an integral part of these financial statements.



PAGE-14-F4



                         Emporia Systems
                  (a Development Stage Company)
                    Statements of Cash Flows


                                    For the years ended     March 2,
                                        December 31,          1999
                                   --------------------    (Inception)
                                                               to
                                                            December
                                                              31,
                                                              2001
                                      2001        2000
                                   ------------------------------------
    Cash flows from operating
    activities
    Net (loss)                      $(70,229)   $(23,634)  $(120,933)
    Stock issued in exchange for       50,000           -      50,000
    convertible debentures
    Adjustments to reconcile net (loss) to
    net cash provided
         (used) by operating
    activities:
         Decrease in officer                -       (100)           -
    advances
         Increase in other                417       2,917       3,334
    current liabilities            ------------------------------------
    Net cash (used) by operating     (18,358)    (19,969)    (65,297)
    activities                     ------------------------------------

    Cash flows from investing
    activities
         Purchases of fixed                 -     (7,270)     (7,270)
    assets
         Convertible debentures      (50,000)      50,000           -
    Net cash provided (used) by      (50,000)      42,730     (7,270)
    investing activities           ------------------------------------

    Cash flows from financing
    activities
         Issuance of common stock      50,000           -      77,000
    Net cash provided by               50,000           -      77,000
    financing activities

    Net increase (decrease) in       (18,358)      22,761       4,433
    cash
    Cash - beginning                   22,791          30           -
    Cash - ending                      $4,433     $22,791      $4,433
                                   ====================================
    Supplemental disclosures:
         Interest paid                     $-          $-          $-
         Income taxes paid                 $-          $-          $-
                                   ====================================
    Non-cash investing and
    financing activities:
         Common stock issued for           $-          $-      $2,000
    services                       ====================================
         Number of shares issued            -           -   6,000,000
    for services                   ====================================

         Common stock issued for      $50,000          $-     $50,000
    convertible debentures         ====================================
         Number of shares issued    2,000,000           -   2,000,000
    for convertible debentures     ====================================


 The accompanying notes are an integral part of these financial statements.



PAGE-15-F5



                         Emporia Systems
                              Notes

Note 1 - Significant accounting policies and procedures

Organization
The Company was organized March 2, 1999 (Date of Inception) under the laws of the State of Nevada, as Emporia Systems. The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock. The Company has limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2001.

Equipment
The cost of equipment is depreciated over the following estimated useful life of the equipment utilizing the straight-line method of depreciation:

                    Computer equipment     5 years

Revenue recognition
The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2001.

Advertising Costs
The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses in 2001.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.



PAGE-16-F6



                         Emporia Systems
                              Notes

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
The  Company has not yet adopted any policy regarding payment  of
dividends.   No  dividends  have  been  paid  or  declared  since
inception.

Recent pronouncements
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earnings and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2001, the Company has recognized no revenue to date and has accumulated operating losses of approximately $120,933 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Fixed assets

The Company recorded depreciation expense in the amount of $1,454 during the year ended December 31, 2001.



PAGE-17-F7



                         Emporia Systems
                              Notes

Note 4 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                    U.S federal statutory rate      (34.0%)

                    Valuation reserve                34.0%
                                                  ---------
                    Total                               -%

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $120,933 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021.

Note 5 - Stockholder's equity

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



PAGE-18-F8



                         Emporia Systems
                              Notes

Note 6 - Related party transactions

The  Company paid its president, George Polyhronopoulos,  $29,973 in  consulting fees during the year ended December 31, 2001.  Mr.
Polyhronopoulos is also a director and shareholder of the Company.

The Company paid another entity, of which George Polyhronopoulos is an officer and director, $640 in consulting fees during the year ended December 31, 2001. Mr. Polyhronopoulos is also a director and shareholder of the Company.

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

Note 7 - Convertible debentures

On May 20, 2000, the company executed a 10% Convertible Debenture in the amount of $50,000. The Note matures June 15, 2000. The principal balance of the note was converted to common shares of the Company on January 12, 2001 at the rate of $0.025 per share, or 2,000,000 shares. As of the date of conversion the accrued interest was a total of $3,334, and no interest payments have been made for the period ended December 31, 2001.

Note 8 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.






PAGE-19-F9



                            PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS  AND  CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A.    Executive Officers and Directors

The names, ages and positions of the Company's directors and executive officers are as follows:

        Name                  Age                 Position
 -------------------------------------------------------------
Georgios                       43           President,  CEO  and
Polyhronopoulos                             Director

Maurice Pez                    45           Director

Georgios Polyhronopous (George Poulos), President and CEO of Emporia Systems - He has 10 years experience in corporate development, and has managed multiple projects. Mr. Poulos has been directly involved in taking several companies "Public" from seed funding to IPO. He has worked as an Investment Banker and Broker. Mr. Poulos closely follows Technological developments and Trends, as they relate to both the Telecommunications Industry and the Internet and World Wide Web. He is a Professional Member of the National Association of Certified Valuation Analysts.

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

1997-present, Co-founder/Corporate Secretary, Infobuild Networks, he provided investors to "seed" the Company, he structured and prepared the Offering for the Company. He initially negotiated the licensing of certain technologies, and eventually the acquisition of said technologies. He recruited the Board of Directors, and the Chief Technology
Officer. And was responsible for developing the World Wide Web presence for the Company at www.infobuild.com.

1989-1996, Managing Director, Capcom Equities Inc., he was responsible for facilitating mergers and or acquisitions for private and public development stage and Micro-cap companies provided strategic financing advice and the development of public market strategies. Mr. Poulos performed many of the same functions as his position as an Investment Banker.

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

Maurice Pez Director - Mr. Pez started his career in 1977 with Raymond Letkeman Architects in the City of Vancouver, BC, Canada. During the eight years he worked with the firm, Mr. Pez served as Project Architect for a number of large complex residential and hotel projects in Vancouver and Whistler. As an associate of the firm Mr. Pez was responsible for the design, approvals and management of a major proportion of the firms larger commissions. During his tenure, Mr. Pez built a reputation in the development community as a creative Project Designer with strong technical and managerial skills.

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



PAGE-20-



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

Mr. Pez left Polygon Homes in 1995, to start up a private architectural and development consulting firm, Maurice Pez Architect Ltd. (MPA Ltd.). From 1995 to 1998 the firm's major client was Greystone Properties Ltd. in Vancouver, BC. MPA Ltd. managed the Arbutus lands in Vancouver's west side for Greystone and produced the overall development and marketing plans for 8 high profile residential projects valued at over $200 million dollars. Operating in a difficult approvals environment, Mr. Pez worked with the City of Vancouver to finalize the design and approvals of the streets, parks, greenways and managed the development of the low and high-rise condominium projects. MPA Ltd. also managed the design and approvals of the Eau Claire Lands, downtown Calgary for Greystone's sister company, the Prairie Land Corporation. This 10 acre high profile site on the Bow River in the exclusive Eau Claire area of downtown Calgary had a history of failed development applications. Working closely with Calgary planning, the neighbourhood residents and marketing consultants, MPA Ltd. was able to secure development permit approvals for a multi-tower high-rise project of 450 units in an unprecedented period of 5 months. MPA Ltd. also provided development consulting services to two major developers in the Seattle, Washington area, Wakefield Homes and Polygon Northwest. Projects included large multifamily rezoning and development approvals for 500 unit master planned communities.

In 1998, Mr. Pez was hired on as Vice President of Residential Development for Concert Properties Ltd. (formerly known as Greystone Properties) in Vancouver, BC. Reporting directly to the President and Chief Executive Officer, David Podmore, Mr. Pez oversees the acquisition and development management of all the company's residential properties in British Columbia. These include large multifamily market and rental high-rise projects in Vancouver and resort developments on Vancouver Island and the Interior of BC.

Concert is one of the leading full service real estate development companies in the Province, established and owned by
British Columbia-based pension funds with an asset base in excess of $5 billion. The company's activities include the development of multifamily housing for sale, rental housing, commercial and industrial projects throughout BC.

B.     Significant Employees

The Company does not employ individuals other than its officers and directors.

C.     Family Relationships

There are no family relationships among directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

D. Involvement in Certain Legal Proceedings

Not applicable.

ITEM 10.  EXECUTIVE COMPENSATION

We do not have employment agreements with our executive officers. We continue to have discussions with our attorneys to determine the appropriate terms needed for the creation of employment agreements for our officers. There has been no discussion with any of our officers regarding any potential terms of these agreements, nor have such terms been determined with any specificity. We plan to have these agreements completed by the beginning of the next year. We have no proposal, understanding or arrangement concerning accrued earnings to be paid in the future. In the meanwhile, all of our executive officers have been drawing salaries since they were appointed to their positions.



PAGE-21-



                    Summary Compensation Table

                     Annual              Long-Term Compensation
                  Compensation
             ------------------          -------------------------------------
Name and     Year  Salary Bonus  Other   Restricted  Securities  LTIP     All
Principal            ($)   ($)   Annual    Stock     Underlying  Payouts Other
Position                         Compen-   Awards    Options(#)   ($)    Comp-
                                 sation     ($)                          ensa-
                                  ($)                                    tion
                                                                         ($)

George Poulos  2001   0     0      0         0           0         0      0
President, CEO
and Director

Maurice Pez    2001   0     0      0         0           0         0      0
Director


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

                   Name and        Amount and
                  Address of         Nature
Title of Class    Beneficial      of Beneficial    Percent of
                     Owner            Owner           Class



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company paid its president, George Polyhronopoulos, $29,973 in consulting fees during the year ended December 31, 2001. Mr.
Polyhronopoulos is also a director and shareholder of the Company.

The Company paid another entity, of which George Polyhronopoulos is an officer and director, $640 in consulting fees during the year ended December 31, 2001. Mr. Polyhronopoulos is also a director and shareholder of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

A  list  of exhibits required to be filed as part of this  Annual
Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

The Company filed a reports on Form 8-K during March of 2002, with regard to a change of accountants.






PAGE-22-



                           SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPORIA SYSTEMS

Date:  March 26, 2002

By:  /s/ George Poulos
     ------------------
     George Poulos
     President












PAGE-23-



                        INDEX TO EXHIBITS

Exhibit   Name and/or Identification of Exhibit
Number

  3    Articles of Incorporation & By-Laws

          (a) Articles of Incorporation of the Company filed February 16, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

          (b) By-Laws of the Company adopted March 2, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  13   Annual or Quarterly Reports

          (a) Form 10-QSB for the three months ended March 31, 2001. Incorporated by reference to the Company's
          Quarterly Report for Small Business Issuers, previously filed with the Commission.

          (b) Form 10-QSB for the six months ended June 30, 2001. Incorporated by reference to the Company's
          Quarterly Report for Small Business Issuers, previously filed with the Commission.

          (c)  Form 10-QSB for the nine months ended September
          30, 2001.  Incorporated by reference to the Company's
          Quarterly Report for Small Business Issuers, previously filed with the Commission.

  16   Letter on Change in Certifying Accountant

          Incorporated by reference to the Company's Current
          Report on Form 8-K, previously filed with the Commission.

  23    Consent of Experts and Counsel

          Consents of independent public accountants





PAGE-24-